Form 10KSB
period 2006-12-31
HSM HOLDINGS, INC
filed 2007-04-10
CIK 1353489

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-51877

HSM Holdings, Inc.
(Name of small business issuer in its charter)

DELAWARE
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4400 Route 9 South, #1000, Freehold, New Jersey	07728
(Address of principal executive offices)	(Zip Code)

(732) 446-0546
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2006: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2006, was: $0

Number of shares of the registrant’s common stock outstanding as of April 9, 2006 was: 10,000,000

Transitional Small Business Disclosure Format: Yes ☐ No ☒

i

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

HSM Holdings, Inc. was incorporated on December 9, 2005 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholder.

On September 19, 2006, pursuant to the terms of a Stock Purchase Agreement, Anthony Hu and Robert Young purchased a total of 100,000 shares of the issued and outstanding common stock of 4304, Inc. from Michael Raleigh, the sole officer, director and shareholder of the Company. Pursuant to the Stock Purchase Agreement, the following changes to the Company's directors and officers have occurred:

o	As of September 19, 2006, Anthony Hu was appointed to the Board of Directors of the Company.
o
Michael Raleigh then resigned as a member of the Company's Board of Directors and as the Company's President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary, effective September 19, 2006.

o
Also as of September 19, 2006, Anthony Hu was appointed as the Company's President, Chief Executive Officer, and Chairman of the Board and Simone Crighton was appointed the Company's Chief Financial Officer.

In connection with the change in control, the Company changed its executive offices to P.O. Box 527531, Flushing, N.Y. 11352, and changed the name of the Company to HSM Holdings, Inc.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

-	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

-	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

-	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

-	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

-	a foreign company which may wish an initial entry into the United States securities market;

-	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

-	a company seeking one or more of the other perceived benefits of becoming a public company.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with us may include the following:

-	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

-	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

-	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

-	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

-	a foreign company which may wish an initial entry into the United States securities market;

-	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

-	a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Employees

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

ITEM 2. DESCRIPTION OF PROPERTY

We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

 ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience  and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

There are three holders of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On December 9, 2005, we issued 100,000 shares to Michael Raleigh for services rendered as our founder. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, and manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Michael Raleigh had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

On September 19, 2006, pursuant to the terms of a Stock Purchase Agreement, Anthony Hu and Robert Young purchased a total of 100,000 shares from Michael Raleigh pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 in the following manner: 85,000 shares to Anthony Hu and 15,000 shares to Robert Young..

On September 19, 2006, we issued an additional 7,915,000 shares to Anthony Hu, 1,905,000 shares to Robert Young and 80,000 shares to Simone Crighton for services rendered to us. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, and manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since he agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

Equity Compensation Plan Information
The following table sets forth certain information as of April 9, 2007, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operation

The Company did not have any operating income from inception (December 9, 2005) through December 31, 2006, the registrant recognized a net loss of $400 in 2005 and $11,450 in 2006. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

Anthony Hu and Robert Young will supervise the search for target companies as potential candidates for a business combination. Anthony Hu and Robert Young will pay, as their own expenses, any costs they incur in supervising the search for a target company. Anthony Hu may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Anthony Hu controls us and therefore have the authority to enter into any agreement binding us. Anthony Hu as our sole officer, director and only shareholder can authorize any such agreement binding us.

ITEM 7. FINANCIAL STATEMENTS

 HSM Holdings, Inc.
(a development stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006

HSM Holdings, Inc.
(a development stage company)
Financial Statements Table of Contents

Gately & Associates, LLC
1248 Woodridge Court
Altamonte Springs, FL 32714
jgately@earthlink.net
Tel (407) 341-6942
Fax (407) 540-9612

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

The Board of Directors and Shareholders
HSM Holdings, Inc.

Gentlemen:

        We have audited the accompanying balance sheet of HSM Holdings Inc. (a development stage company) as of December 31, 2006 and 2005 and the related statements of operations, stockholder’s equity and cash flows for the twelve months ending December 31, 2006, the 22 days ending December 31, 2005 and from inception (December 9, 2005) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on the audit.

        We conducted the audit in accordance with U.S. generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HSM Holdings, Inc. as of December 31, 2006 and 2005, and the statement of operations and cash flows for the twelve months ending December 31, 2006, the 22 days ending December 31, 2005 and from inception (December 9, 2005) through December 31, 2006, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, LLC

March 15, 2007

HSM Holdings, Inc.
(a development stage company)
BALANCE SHEET
As of December 31, 2006 and December 31, 2005

ASSETS

CURRENT ASSETS	12/31/2006	12/31/2005

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,750	$300

Total Current Liabilities	1,750	300

TOTAL LIABILITIES	1,750	300

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 10,100,000	10,100	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(11,850)	(400)

Total Stockholders' Equity	(1,750)	(300)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2006
The 23 days ending December 31, 2005 and
From inception (December 9, 2005) through December 31, 2006

	12 MONTHS	23 DAYS	FROM
	ENDING	ENDING	INCEPTION
	12/31/2006	12/31/2005	TO 12/31/06

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	11,450	400	11,850

NET INCOME (LOSS)	(11,450)	(400)	(11,850)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(400)	-	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(11,850)	$(400)	$(11,850)

Earnings (loss) per share	(0.00)	(0.06)

Weighted average number of common shares	2,600,000	6,301

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through December 31, 2006

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100		$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	$100	$(400)	$(300)

Stock issued as compensation	10,000,000	10,000		10,000
during September 2006
for $10,000 or $.001 per share

Net Income (Loss)			(11,450)	(11,450)

Total, December 31, 2006	100,000	$10,100	$(11,850)	$(1,750)

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2006
The 23 day ending December 31, 2005 and
From inception (December 9, 2005) through December 31, 2006

	12 MONTHS	23 DAYS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2006	12/31/2005	TO 12/31/06

Net income (loss)	$(11,450)	$(400)	$(11,850)

Stock issued as compensation	10,000	100	10,100
Increase (Decrease) in Accrued Expenses	1,450	300	1,750

Total adjustments to net income	11,450	400	11,850

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	-
Proceeds from stock issuance	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Industry:

HSM Holdings, Inc. (the Company), a Company incorporated in the state of Delaware as of December 9, 2005 plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock- for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

HSM Holdings, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

HSM Holdings, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

On September 18, 2006 the Company issued 1,920,000 shares of common stock as compensation for a value of $1,920, or $.001 per share.

On September 19, 2006 the Company issued 80,000 shares of common stock as compensation to an officer of the Company for a value of $80, or $.001 per share. These shares are considered restricted shares as section 144 of the Securities Exchange Commission.

On September 19, 2006 the Company issued 8,000,000 shares of common stock as compensation to an officer and director of the Company for a value of $8,000, or $.001 per share. These shares are considered restricted shares as section 144 of the Securities Exchange Commission.

HSM Holdings, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

11. Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used. These net operating losses expire as the following, $400 at 2025, and $1,450 at 2026.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have 1 Director and 2 Officers as follows:

Name	Age	Positions and Offices Held

Anthony Hu	42	President/Director, Chief Executive Officer

Simone Crighton	33	Chief Financial Officer

Mr. Hu has been a very successful entrepreneur with over 15 years of experience in international trading business with China. He began his business in land and property sale in China during late 80’s to international trading business and foreign investors, who established factories in China. He’s also a partner and investor in many of the Chinese business concerns, with the most current one- Thomas Morgan Capitals, LLC, a private equity company with a focus to invest start up companies.

Mrs. Crighton has over 12 years of experience in several different accounting fields with most of the fortune 500 corporations. She began her accounting career with McCann-Erickson- An advertising company, Societe Generale- a French investment bank, General Electric- a US conglomerates, and a most current managerial position with Coty Inc.- a manufacturer and distributor of fragrances. She has a diverse accounting experience from financial audit, fund investment accounting, manufacturing accounting, royalty accounting, etc. She holds a Bachelor of Science degree in Accounting from Queens College.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2006.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2006 and 2005 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Anthony Hu, President, CEO and Director	2006	$0	0	0	0	0	0	0	$0
Simone Crighton, CFO	2006	$0	0	0	0	0	0	0	$0
Michael Raleigh Former President, Chief	2006	$0	0	0	0	0	0	0	$0
Executive Officer,	2005	$0	0	0	0	0	0	0	$0
Chief Financial Officer

Employment Agreements

We do not have any employment agreements in place with our sole officer and director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth each person known by us to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Anthony Hu	8,000,000	80%

Simone Crighton	80,000.80%

Robert Young	1,920,000	19.2%
All Executive Officers
and Directors as a Group	8,080,000	80.800%
(1 Person)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

PART IV

ITEM 13. EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on April 3, 2006 (File No. 000-51879)	3.1	Certificate of Incorporation of HSM Holdings, Inc.

Incorporated by reference to Exhibit 3.2 to Form 10SB filed on April 3, 2006 (File No. 000-51879)	3.2	By-Laws

Filed herewith	14	Code of Ethics

	31.1	Certification of Anthony Hu pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Filed herewith	31.2	Certification of Simone Crighton pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herwith	32.1	Certification of Anthony Hu pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32,2	Certification of Simone Crighton pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2006, we were billed approximately $1,000.00 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2006.

Tax Fees

For the Company’s fiscal year ended December 31, 2006, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2006.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HSM Holdings, Inc.

By:	/s/ Anthony Hu
Chief Executive Officer

Dated:	April 10, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Anthony Hu Anthony Hu	Chief Executive Officer	April 10, 2007