Form 10KSB/A
period 2006-12-31
HSM HOLDINGS, INC
filed 2007-08-09
CIK 1353489

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

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

Number of shares of the registrant’s common stock outstanding as of April 9, 2007 was: 10,000,000

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

Gately & Associates, LLC

March 15, 2007

HSM Holdings, Inc.
(a development stage company)
BALANCE SHEET
As of December 31, 2006 and December 31, 2005

ASSETS

CURRENT ASSETS	12/31/2006	12/31/2005

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$1,750	$300

Total Current Liabilities	1,750	300

TOTAL LIABILITIES	1,750	300

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 10,000,000	10,000	100

Additional Paid-In Capital	-	-
Accumulated Deficit	(11,750)	(400)

Total Stockholders' Equity	(1,750)	(300)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2006
The 23 days ending December 31, 2005 and
From inception (December 9, 2005) through December 31, 2006

	12 MONTHS	23 DAYS	FROM
	ENDING	ENDING	INCEPTION
	12/31/2006	12/31/2005	TO 12/31/06

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	11,350	400	11,750

NET INCOME (LOSS)	(11,350)	(400)	(11,750)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(400)	-	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(11,750)	$(400)	$(11,750)

Earnings (loss) per share	$(0.004)	$(0.004)

Weighted average number of common shares	2,707,928	100,000

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through December 31, 2006

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100		$100
of incorporation expenses
December 9, 2005

Net Income (Loss)	-	-	(400)	(400)

Total, December 31, 2005	100,000	$100	$(400)	$(300)

Stock issued as compensation	9,900,000	9,900		9,900
during September 2006
for $9,900 or $.001 per share

Net Income (Loss)	-	-	(11,350)	(11,350)

Total, December 31, 2006	100,000	$10,000	$(11,750)	$(1,750)

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2006
The 23 day ending December 31, 2005 and
From inception (December 9, 2005) through December 31, 2006

	12 MONTHS	23 DAYS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2006	12/31/2005	TO 12/31/06

Net income (loss)	$(11,350)	$(400)	$(11,750)

Stock issued as compensation	9,900	100	10,000
Increase (Decrease) in Accrued Expenses	1,450	300	1,750

Total adjustments to net income	11,350	400	11,750

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	-
Proceeds from stock issuance	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

On September 19, 2006, the Company issued 100,000 shares of common stock to the officers of the Company for the value of $100, or $.001 per share in exchange of 100,000 shares issued upon incorporation.

On September 19, 2006 the Company issued 1,905,000 shares of common stock as compensation to an officer of the Company for a value of $1,905, or $.001 per share. These shares are considered restricted shares as section 144 of the Securities Exchange Commission.

On September 19, 2006 the Company issued 80,000 shares of common stock as compensation to an officer of the Company for a value of $80, or $.001 per share.  These shares are considered restricted shares as section 144 of the Securities Exchange Commission.

On September 19, 2006 the Company issued 7,915,000 shares of common stock as compensation to an officer and director of the Company for a value of $7,915, or $.001 per share.  These shares are considered restricted shares as section 144 of the Securities Exchange Commission.

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

11. Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, and $11,350 at 2026.

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

HSM Holdings, Inc.

By:	/s/ Anthony Hu
Chief Executive Officer

Dated:	August 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Anthony Hu Anthony Hu	Chief Executive Officer	August 8, 2007