Form 10QSB/A
period 2007-03-31
HSM HOLDINGS, INC
filed 2007-08-09
CIK 1353489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

AMENDMENT NO. 1 TO FORM 10-QSB
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 7, 2007: 10,000,000 shares of common stock.

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

SIGNATURES

i

PART I - FINANCIAL INFORMATION

Item 1.   Financial Information

HSM Holdings, Inc.
(a development stage company)

FINANCIAL STATEMENTS

As Of March 31, 2007
(unaudited)

HSM Holdings, Inc.
(a development stage company)
Financial Statements Table of Contents

HSM Holdings, Inc.
(a development stage company)
BALANCE SHEET
As of March 31, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	3/31/2007	12/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,250	$1,750

Total Current Liabilities	2,250	1,750

TOTAL LIABILITIES	2,250	1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 10,000,000	10,000	10,000

Additional Paid-In Capital	-	-
Accumulated Deficit	(12,250)	(11,750)

Total Stockholders' Equity	(2,250)	(1,750)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending March 31, 2007 and March 31, 2006, and from inception (December 9, 2005) through March 31, 2007

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2007	3/31/2006	TO 3/31/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	300	12,250

NET INCOME (LOSS)	(500)	(300)	(12,250)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(11,750)	(400)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(12,250)	$(700)	$(12,250)

Earnings (loss) per share	$(0.0001)	$(0.003)

Weighted average number of common shares	10,000,000	100,000

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through March 31, 2007

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100		$100
of incorporation expenses
December 9, 2005

Net Income (Loss)	-	-	(400)	(400)

Total, December 31, 2005	100,000	$100	$(400)	$(300)

Stock issued as compensation	9,900,000	9,900		9,900
during September 2006
for $9,900 or $.001 per share

Net Income (Loss)	-	-	(11,350)	(11,350)

Total, December 31, 2006	10,000,000	$10,000	$(11,750)	$(1,750)

Net Income (Loss)			(500)	(500)

Total, March 31, 2007	10,000,000	$10,000	$(12,250)	$(2,250)

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending March 31, 2007 and March 31, 2006, and from inception (December 9, 2005) through March 31, 2007

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2007	3/31/2006	TO 3/31/07

Net income (loss)	$(500)	$(300)	$(12,250)

Stock issued as compensation	-	-	10,000
Increase (Decrease) in Accrued Expenses	500	300	2,250

Total adjustments to net income	500	300	12,250

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	-
Proceeds from stock issuance	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on December 9, 2005 in acceptance of the incorporation expenses for the Company.

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

11. Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, $11,450 at 2026, and $500 at 2027.

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

Results of Operation

The Company did not have any operating income from inception (December 9, 2005) through March 31, 2007, the registrant recognized a net loss of $400 in 2005 and $11,350 in 2006, and $500 in 2007.  Some general and administrative expenses from inception were accrued. Expenses from inception  were comprised of costs mainly associated with legal, accounting and office.

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

HSM Holdings, Inc.

By:	/s/ Anthony Hu
Anthony Hu Chief Executive Officer Chief Financial Officer

Dated:	August 8, 2007