Form 10QSB
period 2007-06-30
HSM HOLDINGS, INC
filed 2007-08-09
CIK 1353489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2007: 10,000,000 shares of common stock.

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

SIGNATURES

i

PART I - FINANCIAL INFORMATION

Item 1.                                 Financial Information

HSM Holdings, Inc.
(a development stage company)

FINANCIAL STATEMENTS

HSM Holdings, Inc.
(an exploration stage company)

FINANCIAL STATEMENTS

As Of June 30, 2007

HSM Holdings, Inc.
(a development stage company)
BALANCE SHEET
As of June 30, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	6/30/2007	12/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,750	$1,750

Total Current Liabilities	2,750	1,750

TOTAL LIABILITIES	2,750	1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 10,000,000	10,000	10,000

Additional Paid-In Capital	-	-
Accumulated Deficit	(12,750)	(11,750)

Total Stockholders' Equity	(2,750)	(1,750)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending June 30, 2007 and 2006,
and from inception (December 9, 2005) through June 30, 2007

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2007	6/30/2006	TO 6/30/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,000	550	12,750

NET INCOME (LOSS)	(1,000)	(550)	(12,750)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(11,750)	(400)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(12,750)	$(950)	$(12,750)

Earnings (loss) per share, basic	$(0.0001)	(0.01)

Weighted average number of common shares	10,000,000	100,000

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending June 30, 2007 and 2006,

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	6/30/2007	6/30/2006

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	250

NET INCOME (LOSS)	(500)	(250)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(12,250)	(700)

ACCUMULATED DEFICIT, ENDING BALANCE	$(12,750)	$(950)

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through June 30, 2007

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Stock issued as compensation	9,900,000	9,900		9,900
during September 2006
for $9,900 or $.001 per share

Net Income (Loss)			(11,350)	(11,350)

Total, December 31, 2006	10,000,000	10,000	(11,750)	(1,750)

Net Income (Loss)			(1,000)	(1,000)

Total, June 30, 2007	10,000,000	$10,000	$(12,750)	$(2,750)

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending June 30, 2007 and 2006,
and from inception (December 9, 2005) through June 30, 2007

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2007	6/30/2006	TO 6/30/07

Net income (loss)	$(1,000)	$(550)	$(12,750)

Stock issued as compensation	-	-	10,000
Increase (Decrease) in Accrued Expenses	1,000	550	2,750

Total adjustments to net income	1,000	550	12,750

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

HSM Holdings, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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
     ----------------------------

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

HSM Holdings, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

HSM Holdings, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

11.  Income Taxes:

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used  within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, $11,350 at 2026, and $1,000 at 2027.

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

Results of Operation

The Company did not have any operating income from inception through June 30, 2007. For the six months ended June 30, 2007, the registrant recognized a net loss of $1,000 and for the period from inception through June 30, 2007, the registrant recognized a net less of $12,750. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.      Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.                 Defaults Upon Senior Securities.

None

Item 4.                 Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending June 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

HSM Holdings, Inc.

By:	/s/ Anthony Hu
Anthony Hu Chief Executive Officer

Dated:	August 9, 2007