Form 10QSB
period 2007-09-30
HSM HOLDINGS, INC
filed 2007-11-13
CIK 1353489

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2007: 10,000,000 shares of common stock.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.                                 Financial Information

HSM Holdings, Inc.
(an exploration stage company)

FINANCIAL STATEMENTS

As Of September 30, 2007

BALANCE SHEET AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006 (UNAUDITED)	F-1

STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006, AND FROM INCEPTION (DECEMBER 9, 2005) THROUGH SEPTEMBER 30, 2007 (UNAUDITED)	F-2

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006 (UNAUDITED)	F-3

STATEMENT OF STOCKHOLDERS’ EQUITY FROM INCEPTION (DECEMBER 9, 2005) THROUGH SEPTEMBER 30, 2007 (UNAUDITED)	F-4

STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006, AND FROM INCEPTION (DECEMBER 9 , 2005) THROUGH SEPTEMBER 30, 2007 (UNAUDITED)	F-5

FINANCIAL STATEMENT FOOTNOTES	F-6

HSM Holdings, Inc.
(a development stage company)
BALANCE SHEET
(unaudited)
As of September 30, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	9/30/2007	12/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,250	$1,750

Total Current Liabilities	3,250	1,750

TOTAL LIABILITIES	3,250	1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 10,000,000	10,000	10,000

Additional Paid-In Capital	-	-
Accumulated Deficit	(13,250)	(11,750)

Total Stockholders' Equity	(3,250)	(1,750)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
(unaudited)
For the nine months ending September 30, 2007 and 2006,
and from inception (December 9, 2005) through September 30, 2007

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	9/30/2007	9/30/2006	TO 9/30/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,500	800	13,250

NET INCOME (LOSS)	(1,500)	(800)	(13,250)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(11,750)	(400)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(13,250)	$(1,200)	$(13,250)

Earnings (loss) per share	$(0.00)	$(0.01)

Weighted average number of common shares	10,000,000	100,000

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
(unaudited)
For the three months ending September 30, 2007 and 2006,

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	9/30/2007	9/30/2006

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	250

NET INCOME (LOSS)	(500)	(250)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(12,750)	(950)

ACCUMULATED DEFICIT, ENDING BALANCE	$(13,250)	$(1,200)

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
From inception (December 9, 2005) through September 30, 2007

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Stock issued as compensation	9,900,000	9,900		9,900
during September 2006
for $9,900 or $.001 per share

Net Income (Loss)			(11,350)	(11,350)

Total, December 31, 2006	10,000,000	10,000	(11,750)	(1,750)

Net Income (Loss)			(1,500)	(1,500)

Total, September 30, 2007	10,000,000	$10,000	$(13,250)	$(3,250)

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
For the nine months ending September 30, 2007 and 2006,
and from inception (December 9, 2005) through September 30, 2007

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2007	9/30/2006	TO 9/30/07

Net income (loss)	$(1,500)	$(800)	$(13,250)

Stock issued as compensation	-	-	10,000
Increase (Decrease) in Accrued Expenses	1,500	800	3,250

Total adjustments to net income	1,500	800	13,250

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) fifnancing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Industry:

HSM Holdings, Inc. (the Company), a Company incorporated in the state of Delaware as of December 9, 2005 plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

11.  Income Taxes:

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, $11,350 at 2026, and $1,500 at 2027.

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

Results of Operation

The Company did not have any operating income from inception through September 30, 2007. For the nine months ended September 30, 2007, the registrant recognized a net loss of $1,500 and for the period from inception through September 30, 2007, the registrant recognized a net less of $13,250. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3.      Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.                 Defaults Upon Senior Securities.

None

Item 4.                 Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

HSM Holdings, Inc.

By:	/s/ Anthony Hu
Anthony Hu Chief Executive Officer

Dated:	November 12, 2007