Form 10KSB
period 2007-12-31
HSM HOLDINGS, INC
filed 2008-03-31
CIK 1353489

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-51880

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended December 31, 2007 $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2007 was: $0

Number of shares of the registrant’s common stock outstanding as of March 31, 2007 was: 10,000,000

Transitional Small Business Disclosure Format: Yes ☐ No ☒

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The following table sets forth certain information as of March 31, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

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

Results of Operation

The Company did not have any operating income from inception (December 9, 2005) through December 31, 2007, the registrant recognized a net loss of $11,350 in 2006 and $3,250 in 2007. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 7. FINANCIAL STATEMENTS

HSM Holdings, Inc.
(a development stage company)

FINANCIAL STATEMENTS

As Of December 31, 2007 and 2006

INDEPENDENT AUDITORS REPORT	F-1

BALANCE SHEET	F-2

STATEMENT OF OPERATIONS	F-3

STATEMENT OF STOCKHOLDERS' EQUITY	F-4

STATEMENT OF CASH FLOWS	F-5

FINANCIAL STATEMENT FOOTNOTES	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

The Board of Directors and Shareholders
HSM Holdings, Inc.

To the board of directors and stockholders:

        We have audited the accompanying balance sheet of HSM Holdings, Inc. as of December 31, 2007 and 2006  and the related statements of operations, stockholder’s equity and cash flows for the twelve months ending December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on the audit.

        We conducted the audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that the audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HSM Holdings, Inc. as of December 31, 2007 and 2006, and the results of operations and its cash flows for the twelve months ending December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC
Altamonte Springs, Florida
February 1, 2008

HSM Holdings, Inc.
(a development stage company)
BALANCE SHEET
As of December 31, 2007 and December 31, 2006

ASSETS

CURRENT ASSETS	12/31/2007	12/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$5,000	$1,750

Total Current Liabilities	5,000	1,750

TOTAL LIABILITIES	5,000	1,750

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 10,000,000	10,000	10,000

Additional Paid-In Capital	-	-

Accumulated Deficit	(15,000)	(11,750)

Total Stockholders' Equity	(5,000)	(1,750)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2007 and 2006,
and from inception (December 9, 2005) through December 31, 2007

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	12/31/2007	12/31/2006	TO 12/31/07

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	3,250	11,350	15,000

NET INCOME (LOSS)	(3,250)	(11,350)	(15,000)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(11,750)	(400)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(15,000)	$(11,750)	$(15,000)

Earnings (loss) per share	$0.00	$0.00

Weighted average number of common shares	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (December 9, 2005) through December 31, 2007

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	$100	$(400)	$(300)

Stock issued as compensation	9,900,000	9,900		9,900
during September 2006
for $9,900 or $.001 per share

Net Income (Loss)			(11,350)	(11,350)

Total, December 31, 2006	10,000,000	$10,000	$(11,750)	$(1,750)

Net Income (Loss)			(3,250)	(3,250)

Total, December 31, 2007	10,000,000	$10,000	$(15,000)	$(5,000)

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending December 31, 2007 and 2006,
and from inception (December 9, 2005) through December 31, 2007

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2007	12/31/2006	TO 12/31/07

Net income (loss)	$(3,250)	$(11,350)	$(15,000)

Stock issued as compensation	-	9,900	10,000
Increase (Decrease) in Accrued Expenses	3,250	1,450	5,000

Total adjustments to net income	3,250	11,350	15,000

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	-
Proceeds from stock issuance	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, $11,350 at 2026, and $3,250 at 2027.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $3,000 from inception through December 31, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 are as follows:

Deferred tax assets:
Federal net operating loss     $  2,250
State net operating loss                750

           Total Deferred Tax Asset           3,000
Less valuation allowance         (3,000)
                                                                                                         0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate                       15.0%
State tax, net of federal benefit            5.0%
Increase in valuation allowance       (20.0%)

                                       Effective income tax rate         0.0%

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

We have 1 Director and 2 Officers as follows:

Name	Age	Positions and Offices Held

Anthony Hu	43	President/Director, Chief Executive Officer

Simone Crighton	34	Chief Financial Officer

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2007.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2007, 2006 and 2005  in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Anthony Hu, President, CEO and Director	2007	$0	0	0	0	0	0	0	$0
	2006	$0	0	0	0	0	0	0	$0
	2005	$0	0	0	0	0	0	0	$0

Simone Crighton, CFO	2007	$0	0	0	0	0	0	0	0
	2006	$0	0	0	0	0	0	0	0
	2005	$0	0	0	0	0	0	0	0
Michael Raleigh Former President, Chief	2007	$0	0	0	0	0	0	0	0
Executive Officer,	2006	$0	0	0	0	0	0	0	0
Chief Financial Officer	2005	$0	0	0	0	0	0	0	0

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

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class

Anthony Hu	8,000,000	80%

Simone Crighton	80,000.80%

Robert Young	1,920,000	19.2%
All Executive Officers
and Directors as a Group (1 Person)	8,080,000	80.800%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2007, we were billed approximately $1,000.00 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2007.

Tax Fees

For the Company’s fiscal year ended December 31, 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2007.

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

HSM Holdings, Inc.

By:	/s/ Anthony Hu
Chief Executive Officer

Dated:	March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Anthony Hu Anthony Hu	Chief Executive Officer	March 31, 2008