Form 10-Q
period 2008-03-31
HSM HOLDINGS, INC
filed 2008-05-14
CIK 1353489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

HSM HOLDINGS, Inc.
(Exact name of registrant as specified in Charter

Delaware	000-51880
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

4400 Route 9 South, Suite 1000
Freehold, New Jersey 07728
 (Address of Principal Executive Offices)
 _______________

(732) 446-0546
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 13, 2008: 10,000,000 shares of common stock.

HSM HOLDINGS, INC.

FORM 10-Q

March 31, 2008

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II - OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A.	Rick Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

HSM Holdings, Inc.
(an exploration stage company)

FINANCIAL STATEMENTS

As Of March 31, 2008

HSM Holdings, Inc.
(a development stage company)
BALANCE SHEET
(unaudited)
As of March 31, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	3/31/2008	12/31/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$5,500	$5,000

Total Current Liabilities	5,500	5,000

TOTAL LIABILITIES	5,500	5,000

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 10,000,000	10,000	10,000

Additional Paid-In Capital	-	-
Accumulated Deficit	(15,500)	(15,000)

Total Stockholders' Equity	(5,500)	(5,000)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
(unaudited)
For the three months ending March 31, 2008 and 2007,
and from inception (December 9, 2005) through March 31, 2008

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2008	3/31/2007	TO 03/31/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	500	15,500

NET INCOME (LOSS)	(500)	(500)	(15,500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(15,000)	(11,750)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(15,500)	$(12,250)	$(15,500)

Earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
From inception (December 9, 2005) through March 31, 2008

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Stock issued as compensation	9,900,000	9,900	-	9,900
during September 2006
for $9,900 or $.001 per share

Net Income (Loss)			(11,350)	(11,350)

Total, December 31, 2006	10,000,000	10,000	(11,750)	(1,750)

Net Income (Loss)			(3,250)	(3,250)

Total, December 31, 2007	10,000,000	10,000	(15,000)	(5,000)

Net Income (Loss)			(500)	(500)

Total, March 31, 2008	10,000,000	$10,000	$(15,500)	$(5,500)

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
For the three months ending March 31, 2008 and 2007,
and from inception (December 9, 2005) through March 31, 2008

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	3/31/2008	3/31/2007	TO 03/31/08

Net income (loss)	$(500)	$(500)	$(15,500)

Stock issued as compensation	-	-	10,000
Increase (Decrease) in Accrued Expenses	500	500	5,500

Total adjustments to net income	500	500	15,500

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

HSM Holdings, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because   the available benefits are more likely than not to expire before they can be  used.  These net operating losses expire as the following, $400 at 2025, $11,350    at 2026, $3,250 at 2027 and $500 at 2028.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $3,100 from inception through March 31, 2008.

HSM Holdings, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$2,325
State net operating loss	775

Total Deferred Tax Asset	3,100
Less valuation allowance	(3,100)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operation

The Company did not have any operating income from inception through March 31, 2008. For the three months ended March 31, 2008, the registrant recognized a net loss of $500 and for the period from inception through March 31, 2008, the registrant recognized a net less of $15,500. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2008 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We conduct our business in United States dollars. Our market risk is limited to the United States domestic, economic and regulatory factors.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSM HOLDINGS, INC.

Date: May 13, 2008	By:	/s/ Anthony Hu
Anthony Hu
Chief Executive Officer