Form 10-Q
period 2008-06-30
HSM HOLDINGS, INC
filed 2008-08-12
CIK 1353489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 8, 2008: 10,000,000 shares of common stock.

HSM HOLDINGS, INC.

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Controls and Procedures

PART II—OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A.	Rick Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURE

Item 1. Financial Statements

HSM Holdings, Inc.
(an exploration stage company)

FINANCIAL STATEMENTS

As Of June 30, 2008

Page(s)

BALANCE SHEET	F-1

STATEMENT OF OPERATIONS	F-2 - F-3

STATEMENT OF STOCKHOLDERS' EQUITY	F-4

STATEMENT OF CASH FLOWS	F-5

FINANCIAL STATEMENT FOOTNOTES	F-6

HSM Holdings, Inc.
(a development stage company)
BALANCE SHEET
(unaudited)
As of June 30, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	6/30/2008	12/31/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$6,000	$5,000

Total Current Liabilities	6,000	5,000

TOTAL LIABILITIES	6,000	5,000

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 10,000,000	10,000	10,000

Additional Paid-In Capital	-	-
Accumulated Deficit	(16,000)	(15,000)

Total Stockholders' Equity	(6,000)	(5,000)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
(unaudited)
For the six months ending June 30, 2008 and 2007,
and from inception (December 9, 2005) through June 30, 2008

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	6/30/2008	6/30/2007	TO 06/30/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,000	1,000	16,000

NET INCOME (LOSS)	(1,000)	(1,000)	(16,000)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(15,000)	(11,750)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(16,000)	$(12,750)	$(16,000)

Earnings (loss) per share	(0.00)	(0.00)

Weighted average number of common shares	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
(unaudited)
For the three months ending June 30, 2008 and 2007,

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	6/30/2008	6/30/2007

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	500

NET INCOME (LOSS)	(500)	(500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(15,500)	(12,250)

ACCUMULATED DEFICIT, ENDING BALANCE	$(16,000)	$(12,750)

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
From inception (December 9, 2005) through June 30, 2008

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Stock issued as compensation	9,900,000	9,900	-	9,900
during September 2006
for $9,900 or $.001 per share

Net Income (Loss)			(11,350)	(11,350)

Total, December 31, 2006	10,000,000	10,000	(11,750)	(1,750)

Net Income (Loss)			(3,250)	(3,250)

Total, December 31, 2007	10,000,000	10,000	(15,000)	(5,000)

Net Income (Loss)			(1,000)	(1,000)

Total, June 30, 2008	10,000,000	$10,000	$(16,000)	$(6,000)

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
For the six months ending June 30, 2008 and 2007,
and from inception (December 9, 2005) through June 30, 2008

	6 MONTHS	6 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2008	6/30/2007	TO 06/30/08

Net income (loss)	$(1,000)	$(1,000)	$(16,000)

Stock issued as compensation	-	-	10,000
Increase (Decrease) in Accrued Expenses	1,000	1,000	6,000

Total adjustments to net income	1,000	1,000	16,000

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	-	-	-
Proceeds from stock issuance	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1.   Summary of significant accounting policies:

Industry:

HSM Holdings, Inc. (the Company), a Company incorporated in the state of Delaware as of December 9, 2005 plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, $11,350 at 2026, $3,250 at 2027 and $1,000 at 2028.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

HSM Holdings, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $3,200 from inception through June 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of June 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$2,400
State net operating loss	800

Total Deferred Tax Asset	3,200
Less valuation allowance	3,000
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate                    15.0%
State tax, net of federal benefit         5.0%
Increase in valuation allowance    (20.0%)

                                          Effective income tax rate                    0.0%

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operation

The Company did not have any operating income from inception through June 30, 2008. For the three months ended June 30, 2008, the registrant recognized a net loss of $1,000 and for the period from inception through June 30, 2008, the registrant recognized a net less of $16,000. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2008 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”),of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSM HOLDINGS, INC.

Date: August 8, 2008	By:	/s/ Anthony Hu
Anthony Hu
Chief Executive Officer