Form 10-Q
period 2008-09-30
HSM HOLDINGS, INC
filed 2008-10-15
CIK 1353489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

HSM HOLDINGS, INC.
(Exact name of registrant as specified in Charter

Delaware	000-51880
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

P.O. Box 527531
Flushing, NY 11352
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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 15, 2008: 10,000,000 shares of common stock.

HSM HOLDINGS, INC.

FORM 10-Q

September 30, 2008

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

SIGNATURE

Item 1. Financial Statements

HSM Holdings, Inc.
(an exploration stage company)

FINANCIAL STATEMENTS

As Of September 30, 2008

HSM Holdings, Inc.
(a development stage company)
BALANCE SHEET
(unaudited)
As of September 30, 2008 and December 31, 2007

ASSETS

CURRENT ASSETS	9/30/2008	12/31/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$6,500	$5,000

Total Current Liabilities	6,500	5,000

TOTAL LIABILITIES	6,500	5,000

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 10,000,000	10,000	10,000

Additional Paid-In Capital	-	-
Accumulated Deficit	(16,500)	(15,000)

Total Stockholders' Equity	(6,500)	(5,000)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
(unaudited)
For the nine months ending September 30, 2008 and 2007,
and from inception (December 9, 2005) through September 30, 2008

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	9/30/2008	9/30/2007	TO 09/30/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,500	1,500	16,500

NET INCOME (LOSS)	(1,500)	(1,500)	(16,500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(15,000)	(11,750)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(16,500)	$(13,250)	$(16,500)

Earnings (loss) per share	$(0.00)	$(0.00)

Weighted average number of common shares	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
(unaudited)
For the three months ending September 30, 2008 and 2007

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	9/30/2008	9/30/2007

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	500

NET INCOME (LOSS)	(500)	(500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(16,000)	(12,750)

ACCUMULATED DEFICIT, ENDING BALANCE	$(16,500)	$(13,250)

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
From inception (December 9, 2005) through September 30, 2008

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Stock issued as compensation	9,900,000	9,900	-	9,900
during September 2006
for $9,900 or $.001 per share

Net Income (Loss)			(11,350)	(11,350)

Total, December 31, 2006	10,000,000	10,000	(11,750)	(1,750)

Net Income (Loss)			(3,250)	(3,250)

Total, December 31, 2007	10,000,000	10,000	(15,000)	(5,000)

Net Income (Loss)			(1,500)	(1,500)

Total, September 30, 2008	10,000,000	$10,000	$(16,500)	$(6,500)

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
For the nine months ending September 30, 2008 and 2007,
and from inception (December 9, 2005) through September 30, 2008

	9 MONTHS	9 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	9/30/2008	9/30/2007	TO 09/30/08

Net income (loss)	$(1,500)	$(1,500)	$(16,500)

Stock issued as compensation	-	-	10,000
Increase (Decrease) in Accrued Expenses	1,500	1,500	6,500

Total adjustments to net income	1,500	1,500	16,500

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, $11,350 at 2026, $3,250 at 2027 and $1,500 at 2028.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $3,300 from inception through September 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$2,475
State net operating loss	825

Total Deferred Tax Asset	3,300
Less valuation allowance	(3,300)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%	)

Effective income tax rate	0.0%

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

Results of Operation

The Company did not have any operating income from inception through September 30, 2008. For the nine months ended September 30, 2008, the registrant recognized a net loss of $1,500 and for the period from inception through September 30, 2008, the registrant recognized a net less of $16,500. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2008 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

HSM HOLDINGS, INC.

Date: October 15, 2008	By:	/s/ Anthony Hu
Anthony Hu
Chief Executive Officer