Form 10-K
period 2008-12-31
HSM HOLDINGS, INC
filed 2009-01-27
CIK 1353489

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                         ☐                                           Accelerated filer                                                      ☐
Non-accelerated filer                                           ☐                                           Smaller reporting company                                    ☒
(Do not check if a smaller reporting company)

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of January 23, 2009 was: 10,000,000

Documents Incorporated by Reference: None.

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

•	As of September 19, 2006, Anthony Hu was appointed to the Board of Directors of the Company.

•
Michael Raleigh then resigned as a member of the Company's Board of Directors and as the Company's President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board and Secretary, effective September 19, 2006.

•
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

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly- traded securities. These are commonly thought to include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•	a foreign company which may wish an initial entry into the United States securities market;

•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

•	a company seeking one or more of the other perceived benefits of becoming a public company.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with us may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

•	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•	a foreign company which may wish an initial entry into the United States securities market;

•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

•	a company seeking one or more of the other perceived benefits of becoming a public company.

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

Penny Stock Considerations

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules.

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

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINNACIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operation

The Company did not have any operating income from inception (December 9, 2005) through December 31, 2008, the registrant recognized a net loss of $3,250 in 2007 and $3,250 in 2008. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At December 31, 2008 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Anthony Hu and Robert Young will supervise the search for target companies as potential candidates for a business combination. Anthony Hu and Robert Young will pay, as their own expenses, any costs they incur in supervising the search for a target company. Anthony Hu may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Anthony Hu controls us and therefore has the authority to enter into any agreement binding us. Anthony Hu as our officer, director and majority shareholder can authorize any such agreement binding us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS

HSM HOLDINGS, INC.
(a development  stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Director and shareholders

We have audited the accompanying balance sheet of HSM Holdings, Inc. as of December 31, 2008 and 2007 and the related statement of operations, stockholders’ equity, and cash flows for the twelve months ended December 31, 2008 and 2007 and from inception (December 9, 2005) through the year then ended December 31, 2008. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Indestructible I, Inc. at December 31, 2008 and 2007 and the results of its operations and its cash flows for the twelve months ended December 31, 2008 and 2007 and from inception (December 9, 2005) through December 31, 2008 in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, L.L.C
Lake Mary, FL
January 14, 2009

HSM Holdings, Inc.
(a development stage company)
BALANCE SHEET
As of December 31, 2008 and 2007

ASSETS

CURRENT ASSETS	12/31/2008	12/31/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$8,250	$5,000

Total Current Liabilities	8,250	5,000

TOTAL LIABILITIES	8,250	5,000

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 10,000,000	10,000	10,000

Additional Paid-In Capital	-	-
Accumulated Deficit	(18,250)	(15,000)

Total Stockholders' Equity	(8,250)	(5,000)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending December 31, 2008 and 2007,
and from inception (December 9, 2005) through December 31, 2008

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	12/31/2008	12/31/2007	TO 12/31/08

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	3,250	3,250	18,250

NET INCOME (LOSS)	(3,250)	(3,250)	(18,250)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(15,000)	(11,750)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(18,250)	$(15,000)	$(18,250)

Earnings (loss) per share	$-	$-

Weighted average number of common shares	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
From inception (December 9, 2005) through December 31, 2008

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Stock issued as compensation	9,900,000	9,900	-	9,900
during September 2006
for $9,900 or $.001 per share

Net Income (Loss)			(11,350)	(11,350)

Total, December 31, 2006	10,000,000	10,000	(11,750)	(1,750)

Net Income (Loss)			(3,250)	(3,250)

Total, December 31, 2007	10,000,000	10,000	(15,000)	(5,000)

Net Income (Loss)			(3,250)	(3,250)

Total, December 31, 2008	10,000,000	$10,000	$(18,250)	$(8,250)

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
(unaudited)
For the twelve months ending December 31, 2008 and 2007,
and from inception (December 9, 2005) through December 31, 2008

	12 MONTHS	12 MONTHS	FROM
	ENDING	ENDING	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES	12/31/2008	12/31/2007	TO 12/31/08

Net income (loss)	$(3,250)	$(3,250)	$(18,250)

Stock issued as compensation	-	-	10,000
Increase (Decrease) in Accrued Expenses	3,250	3,250	8,250

Total adjustments to net income	3,250	3,250	18,250

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

Income Taxes:

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when in the opinion of management; it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, The Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

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

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, $11,350 at 2026, $3,250 at 2027 and $3,250 at 2028.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $3,650 from inception through December 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$2,738
State net operating loss	912

Total Deferred Tax Asset	3,650
Less valuation allowance	(3,650)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

12. Controls and Procedures:

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Gately & Associates, LLC, CPAs, independent certified public accountants. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of have evaluated the effectiveness of our “the Company’s disclosure, controls and procedures” (as defined in Rules Rule 13a-15(3) and 15-d-15(3) of the e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report (the “Evaluation Date”). As a result of such evaluation, Chief Executive Officer and the Chief Financial Officer have concluded that, as of the Evaluation Date, our such disclosure, controls and procedures are effective, providing them with material to provide reasonable assurance that the information relating to our company as required to be disclosed in the reports we file the Company files or submits under the Securities Exchange Act on a timely basis.

There were no changes in our internal controls over of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's   rules and forms, and (ii) accumulated and communicated to management, including the Company’s principal executive and principal financial reporting, known to our Chief Executive Officer or Chief Financial Officer, persons performing such functions, as appropriate, to allow timely decisions regarding disclosure. The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based on this assessment, Management concluded the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Mrs. Crighton has over 12 years of experience in several different accounting fields with most of the fortune 500 corporations. She began her accounting career with McCann-Erickson- An advertising company, Societe Generale- a French investment bank, General Electric- a US conglomerates, and a most current managerial position with Coty Inc. - a manufacturer and distributor of fragrances. She has a diverse accounting experience from financial audit, fund investment accounting, manufacturing accounting, royalty accounting, etc. She holds a Bachelor of Science degree in Accounting from Queens College.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended December 31, 2008, 2007 and 2006  in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Anthony Hu, President, CEO and Director	2008	$0	0	0	0	0	0	0	$0
	2007	$0	0	0	0	0	0	0	$0
	2006	$0	0	0	0	0	0	0	$0

Simone Crighton, CFO	2008	$0	0	0	0	0	0	0	0
	2007	$0	0	0	0	0	0	0	0
	2006	$0	0	0	0	0	0	0	0

Michael Raleigh Former President, Chief Executive Officer, Chief Financial Officer	2008	$0	0	0	0	0	0	0	0
	2007	$0	0	0	0	0	0	0	0
	2006	$0	0	0	0	0	0	0	0

Employment Agreements

We do not have any employment agreements in place with our officers and director.

Our sole director does not receive any compensation for serving as a member of the board of directors.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and director other than as described herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended December 31, 2008, we were billed approximately $1,000.00 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended December 31, 2008.

Audit-Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal year ended December 31, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended December 31, 2008.

PART IV

ITEM 15. EXHIBITS

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

HSM Holdings, Inc.

Date: January 27, 2009	By:	/s/ Anthony Hu
President, Chief Executive Officer and Chairman of the Board of Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Hu	President, Chief Executive Officer,	January 27, 2009
Anthony Hu	and Chairman of the Board of Director

/s/ Simone Crighton	Chief Financial Officer	January 27, 2009
Simone Crighton