Form 10-Q
period 2009-03-31
HSM HOLDINGS, INC
filed 2009-05-11
CIK 1353489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 8, 2009: 10,000,000 shares of common stock.

HSM HOLDINGS, INC.

FORM 10-Q

March 31, 2009

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

SIGNATURE

Item 1. Financial Statements

HSM Holdings, Inc.
(an exploration stage company)

FINANCIAL STATEMENTS

As Of March 31, 2009

HSM Holdings, Inc.
(a development stage company)
BALANCE SHEET
(unaudited)
As of March 31, 2009 and December 31, 2008

ASSETS

CURRENT ASSETS	3/31/2009	12/31/2008

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$8,750	$8,250

Total Current Liabilities	8,750	8,250

TOTAL LIABILITIES	8,750	8,250

STOCKHOLDERS' EQUITY

Preferred Stock - Par value $0.001;
Authorized: 10,000,000
None issues and outstanding	-	-

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 10,000,000	10,000	10,000

Additional Paid-In Capital	-	-
Accumulated Deficit	(18,750)	(18,250)

Total Stockholders' Equity	(8,750)	(8,250)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
(unaudited)
For the three months ending March 31, 2009 and 2008,
and from inception (December 9, 2005) through March 31, 2009

	3 MONTHS	3 MONTHS	FROM
	ENDING	ENDING	INCEPTION
	3/31/2009	3/31/2008	TO 3/31/09

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	500	18,750

NET INCOME (LOSS)	(500)	(500)	(18,750)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(18,250)	(15,000)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(18,750)	$(15,500)	$(18,750)

Earnings (loss) per share	$(0.0001)	$(0.0001)

Weighted average number of common shares	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

HSM Holdings, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
From inception (December 9, 2005) through March 31, 2009

		COMMON	ACCUM.	TOTAL
	SHARES	STOCK	DEFICIT	EQUITY

Stock issued on acceptance	100,000	$100	$-	$100
of incorporation expenses
December 9, 2005

Net Income (Loss)			(400)	(400)

Total, December 31, 2005	100,000	100	(400)	(300)

Stock issued as compensation	9,900,000	9,900	-	9,900
during September 2006
for $9,900 or $.001 per share

Net Income (Loss)			(11,350)	(11,350)

Total, December 31, 2006	10,000,000	10,000	(11,750)	(1,750)

Net Income (Loss)			(3,250)	(3,250)

Total, December 31, 2007	10,000,000	10,000	(15,000)	(5,000)

Net Income (Loss)			(3,250)	(3,250)

Total, December 31, 2008	10,000,000	$10,000	$(18,250)	$(8,250)

Net Income (Loss)			(500)	(500)

Total, March 31, 2009	10,000,000	$10,000	$(18,750)	$(8,750)

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

3.   Accounts Receivable and Customer Deposits:

Accounts receivable and Customer deposits do not exist at this time and therefore; have no allowances accounted for or disclosures made.

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

HSM Holdings, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

11.  Income Taxes:

The Company has available net operating loss carryforwards for financial statement and federal income tax purposes. These loss carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.  These net operating losses expire as the following, $400 at 2025, $11,350 at 2026, $3,250 at 2027, $3,250 at 2028 and $500 at 2029.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $3,750 from inception through March 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$2,813
State net operating loss	937

Total Deferred Tax Asset	3,750
Less valuation allowance	(3,750)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

12. Subsequent Events:

None known at this time.

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

Results of Operation

The Company did not have any operating income from inception through March 31, 2009. For the three months ended March 31, 2009, the registrant recognized a net loss of $500 and for the period from inception through March 31, 2009, the registrant recognized a net less of $18,750. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At March 31, 2009 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

HSM HOLDINGS, INC.

Date: May 8, 2009	By:	/s/ Anthony Hu
Anthony Hu
Chief Executive Officer