Form 10-K/A
HSM HOLDINGS, INC
filed 2009-07-17
CIK 1353489

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File No. 000-51880

HSM HOLDINGS, INC.

 (Name of Registrant in its charter)

DELAWARE	27-0335366
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1118 Jefferson Street Lafayette, Louisiana	70501
(Address of principal executive offices)	(Zip Code)

(337) 269-5933

 (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of December 31, 2008 was: $0

Number of shares of the registrant's common stock outstanding as of July 17, 2009 was: 10,000,000

Documents Incorporated by Reference: None.

_____________________________________________________________________________________________

Explanatory Note

HSM Holdings, Inc., a Delaware corporation (the "Company"), is filing this Form 10-K/A (Amendment No. 1) to amend its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the U.S. Securities and Exchange Commission on January 27, 2009 (the "Original 10-K").

The primary purpose of this Amendment No. 1 is to amend and restate in its entirety Item 8 of Part II of the Original 10-K. The January 14, 2009 Report of Independent Registered Public Accounting Firm contained in Item 8 of the Original 10-K (i) erroneously indicated in paragraph 3 thereof that the name of the Company was Indestructible I, Inc., and (ii) did not properly present thereon the electronic signature of Gately & Associates, L.L.C., the accounting firm which conducted the audit of the Company's financial statements. In this Amendment No. 1, paragraph 3 of the Report of Independent Registered Public Accounting Firm has been revised to correct the name of the Company to HSM Holdings, Inc., the electronic signature of Gately & Associates, L.L.C. has been properly presented thereon, and the date of such report has been changed to July 15, 2009. For the convenience of the reader, Item 8 (as revised) is herein set forth in its entirety.

In addition, this Amendment No. 1 includes as an exhibit that certain Certification of Amendment to Certificate of Incorporation of 4304 Inc. dated August 23, 2006 (which changed the name of the Company from 4304 Inc. to HSM Holdings, Inc.). Such exhibit was not included as an exhibit to the Original 10-K.

Other than the revisions referred to above, all other information included in the Original 10-K remains unchanged.

_____________________________________________________________________________________________

PART II

ITEM 8. FINANCIAL STATEMENTS

HSM HOLDINGS, INC.
(a development stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008

_____________________________________________________________________________________________

_____________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Director and shareholders

We have audited the accompanying balance sheet of HSM Holdings, Inc. as of December 31, 2008 and 2007 and the related statement of operations, stockholders' equity, and cash flows for the twelve months ended December 31, 2008 and 2007 and from inception (December 9, 2005) through the year then ended December 31, 2008. These financial statements are the responsibility of company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Gately & Associates, L.L.C.

Gately & Associates, L.L.C.
Lake Mary, FL
July 15, 2009

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

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

_____________________________________________________________________________________________

HSM Holdings, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

Industry:

HSM Holdings, Inc. (the "Company"), a Company incorporated in the state of Delaware as of December 9, 2005 plans to locate and negotiate with a business entity for the combination of that target company with The Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that The Company will be successful in locating or negotiating with any target company.

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

12. Controls and Procedures:

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

_____________________________________________________________________________________________

ITEM 15. EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Filed herewith	3	Certification of Amendment to Certificate of Incorporation of 4304 Inc. dated August 23, 2006.

Filed herewith	31	Certification of G. Darcy Klug pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed herewith	32	Certification of G. Darcy Klug pursuant to 18 U.S.C. Section 1350.

 _____________________________________________________________________________________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HSM Holdings, Inc.

Date: July 17, 2009	By:	/s/ G. Darcy Klug
G. Darcy Klug, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ G. Darcy Klug	Chief Executive Officer, Chief Financial Officer, and Sole Member of the Board of Directors	July 17, 2009
G. Darcy Klug

 _____________________________________________________________________________________________

EXHIBIT INDEX
Exhibit Number	Description

3	Certification of Amendment to Certificate of Incorporation of 4304 Inc. dated August 23, 2006.

31	Certification of G. Darcy Klug pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of G. Darcy Klug pursuant to 18 U.S.C. Section 1350.

0739451.02