Form 10-Q
period 2009-06-30
Redhawk Energy Corp
filed 2009-08-11
CIK 1353489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

REDHAWK ENERGY CORPORATION

(Exact name of registrant as specified in Charter)

Delaware	000-51880	27-0335366
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1118 Jefferson Street

Lafayette, Louisiana 70501

(Address of Principal Executive Offices)

(337) 269-5933

(Issuer Telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.495 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 11, 2009: 10,000,000 shares of common stock.

REDHAWK ENERGY CORPORATION

FORM 10-Q

June 30, 2009

Item 1.	Financial Statements

REDHAWK ENERGY CORPORATION

(a development stage company)

FINANCIAL STATEMENTS

As of June 30, 2009

REDHAWK ENERGY CORPORATION

(a development stage company)

BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued Expenses	$15,000	$8,250

Total Current Liabilities	15,000	8,250

TOTAL LIABILITIES	15,000	8,250

STOCKHOLDER’S EQUITY (DEFICIT)
Preferred Stock - Par value $0.001; Authorized: 10,000,000 None issued and outstanding	—	—
Common Stock - Par value $0.001; Authorized: 100,000,000 Issued and Outstanding: 10,000,000	10,000	10,000
Additional Paid-In Capital	8,750	—
Accumulated Deficit	(33,750)	(18,250)

Total Stockholder’s Equity (Deficit)	(15,000)	(8,250)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

REDHAWK ENERGY CORPORATION

(a development stage company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended June 30,
	2009	2008
REVENUE	$—	$—
COST OF SERVICES	—	—

GROSS PROFIT (LOSS)	—	—
GENERAL AND ADMINISTRATIVE EXPENSES	15,000	500

NET LOSS	$(15,000)	$(500)

Loss per share	$(0.00)	$(0.00)
Weighted average number of common shares	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

REDHAWK ENERGY CORPORATION

(a development stage company)

STATEMENTS OF OPERATIONS

(unaudited)

	Six Months Ended June 30,		From Inception (December 9, 2005) to June 30,
	2009	2008	2009
REVENUE	$—	$—	$—
COST OF SERVICES	—	—	—

GROSS PROFIT (LOSS)	—	—	—
GENERAL AND ADMINISTRATIVE EXPENSES	15,500	1,000	33,750

NET LOSS	$(15,500)	$(1,000)	$(33,750)

Loss per share	$(0.00)	$(0.00)
Weighted average number of common shares	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

REDHAWK ENERGY CORPORATION

(a development stage company)

STATEMENTS OF STOCKHOLDER’S EQUITY

(unaudited)

From inception (December 9, 2005) through June 30, 2009

	Shares	Common Stock	Additional Paid-in Capital	Accum. Deficit	Total Equity
Stock issued on acceptance of incorporation expenses December 9, 2005	100,000	$100	$—	$—	$100
Net Loss	—	—	—	(400)	(400)

Total, December 31, 2005	100,000	100	—	(400)	(300)

Stock issued as compensation during September 2006	9,900,000	9,900	—	—	9,900
Net Loss	—	—	—	(11,350)	(11,350)

Total, December 31, 2006	10,000,000	10,000	—	(11,750)	(1,750)

Net Loss	—	—	—	(3,250)	(3,250)
Total, December 31, 2007	10,000,000	10,000	—	(15,000)	(5,000)

Net Loss	—	—	—	(3,250)	(3,250)

Total, December 31, 2008	10,000,000	10,000	—	(18,250)	(8,250)
Net Loss	—	—	—	(15,500)	(15,500)
Accrued liabilities contributed as capital	—	—	8,750	—	8,750

Total, June 30, 2009	10,000,000	$10,000	$8,750	$(33,750)	$(15,000)

The accompanying notes are an integral part of these financial statements.

REDHAWK ENERGY CORPORATION

(a development stage company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended June 30,		From Inception (December 9, 2005) to June 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(15,500)	$(1,000)	$(33,750)

Adjustments to reconcile net loss to net cash used during operating activities:
Stock issued as compensation	—	—	10,000
Increase in accrued expenses	15,500	1,000	23,750

Net cash provided by (used in) operating activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES

None	—	—	—

Net cash flows provided by (used in) investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

None	—	—	—

Net cash flows provided by (used in) financing activities	—	—	—

Net increase (decrease) in cash	—	—	—

CASH BALANCE - BEGINNING OF PERIOD	—	—	—

CASH BALANCE - END OF PERIOD	$—	$—	$—

NON CASH INVESTING ACTIVITY:
Accrued liabilities contributed as capital	$8,750	$—	$8,750

The accompanying notes are an integral part of these financial statements.

REDHAWK ENERGY CORPORATION

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

1. Summary of significant accounting policies

Industry

RedHawk Energy Corporation (formerly HSM Holdings, Inc. and hereinafter referred to as the “Company” or “RedHawk”), was incorporated in the state of Delaware as of December 9, 2005. We plan to locate and negotiate with a business entity for the combination of that target company with RedHawk. The combination will likely take the form of a merger, stock-for-stock exchange, stock-for-assets exchange or acquisition. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with a target company.

We were formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

Results of Operations and Ongoing Entity

We are considered to be an ongoing entity for accounting purposes; however, there is substantial doubt as to our ability to continue as a going concern. Our sole shareholder funds any shortfalls in our cash flow on a day to day basis during the time period that we are in the development stage.

Liquidity and Capital Resources

In addition to the stockholder funding capital shortfalls, we anticipate that interested investors will fund our growth once a suitable target is located.

Cash and Cash Equivalents

We consider cash on hand and amounts on deposit with financial institutions which have original maturities of three months or less to be cash and cash equivalents.

Basis of Accounting

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.

REDHAWK ENERGY CORPORATION

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

Income Taxes

We utilize the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, we have set up an allowance for deferred taxes as there is no history to indicate the usage of deferred tax assets and liabilities.

Fair Value of Financial Instruments

Our financial instruments may include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and liabilities to banks and shareholders. The carrying amounts of other financial instruments approximate their fair value because of their short-term nature.

Concentrations of Credit Risk

Financial instruments which potentially expose us to concentrations of credit risk consist principally of operating demand deposit accounts. Our policy is to place our operating demand deposit accounts with high credit quality financial institutions. At this time we have no deposits that are at risk.

Recently Adopted Accounting Principles

In May 2009, the Financial Accountings Standard Board issued Statement on Financial Accounting Standard No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 is effective for financial periods ending after June 15, 2009. The Company is adhering to the requirements of SFAS No. 165 starting in the second quarter of 2009.

2. Related Party Transactions and Going Concern

Our financial statements have been presented on the basis that we are a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At this time, we have not identified the business in which we intend to acquire.

Our sole shareholder funds our activities while we takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.

3. Accounts Receivable and Customer Deposits

Accounts receivable and Customer deposits do not exist at this time and therefore; have no allowances accounted for or disclosures made.

REDHAWK ENERGY CORPORATION

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

4. Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenue and expenses. Management has no reason to make estimates at this time.

5. Revenue and Cost Recognition

We use the accrual basis of accounting in accordance with generally accepted accounting principles for financial statement reporting.

6. Accrued Expenses

Accrued expenses consist of accrued legal, accounting and office costs during our development stage.

7. Stockholder’s Equity

Preferred stock includes 10,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on December 9, 2005 in acceptance of the incorporation expenses for the Company.

On September 19, 2006 the Company issued 1,905,000 shares of common stock as compensation to an officer of the Company for a value of $1,905, or $.001 per share. These shares are considered restricted shares pursuant to section 144 of the Securities Exchange Commission.

On September 19, 2006 the Company issued 80,000 shares of common stock as compensation to an officer of the Company for a value of $80, or $.001 per share. These shares are considered restricted shares pursuant to section 144 of the Securities Exchange Commission.

On September 19, 2006 the Company issued 7,915,000 shares of common stock as compensation to an officer and director of the Company for a value of $7,915, or $.001 per share. These shares are considered restricted shares pursuant to section 144 of the Securities Exchange Commission.

On June 19, 2009, G. Darcy Klug purchased a total of 10,000,000 shares of the issued and outstanding common stock, par value $0.001 per share of the Company from Anthony Hu, Simone Crighton and Robert Young for cash consideration totaling $40,000. The 10,000,000 shares acquired represented 100% of the issued and outstanding shares of common stock of the Company at the time of the transfer.

8. Required Cash Flow Disclosure for Interest and Taxes Paid

We have paid no amounts for federal income taxes and interest. We issued 100,000 common shares of stock in December 2005 to a former shareholder in acceptance of the incorporation expenses for the Company.

REDHAWK ENERGY CORPORATION

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

9. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Shares.” Diluted EPS reflects the potential dilution of securities that could share in the earnings. At June 30, 2009, there are no common stock equivalents outstanding that have the potential to be dilutive.

10. Income Taxes

The Company’s effective tax rate differs from the federal statutory tax rate of approximately 34% due to the availability of net operating losses that have been fully reserved for at June 30, 2009.

11. Subsequent Events

Management has evaluated subsequent events as of August 11, 2009, the date the financial statements were issued, and has determined there are no subsequent events to be reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

We are continuing our efforts to locate a candidate for the purpose of a merger. It is possible that we will be successful in locating such a candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of our securities under Rule 506 of Regulation D. There is no assurance we would obtain any such equity funding.

Results of Operation

We did not have any operating income from inception through June 30, 2009. For the three and six months ended June 30, 2009, we recognized a net loss of $15,000 and $15,500, respectively, and for the period from inception through June 30, 2009, we recognized a net loss of $33,750. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At June 30, 2009, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from our sole shareholder to fund administrative expenses pending acquisition of an operating company.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

We have no existing contractual obligations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risk is limited to the United States domestic, economic and regulatory factors.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against us.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1     Certifications of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2     Certifications of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1     Certifications of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2     Certifications of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RedHawk Energy Corporation

Date: August 11, 2009	By:	/s/ G. Darcy Klug
G. Darcy Klug
Chief Executive Officer