Form 10-Q
period 2009-09-30
Redhawk Energy Corp
filed 2009-10-23
CIK 1353489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 23, 2009: 10,000,000 shares of common stock.

REDHAWK ENERGY CORPORATION

FORM 10-Q

September 30, 2009

Item 1.	Financial Statements

REDHAWK ENERGY CORPORATION

(a development stage company)

FINANCIAL STATEMENTS

As of September 30, 2009

REDHAWK ENERGY CORPORATION

(a development stage company)

BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$—	$—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

CURRENT LIABILITIES
Accrued Expenses	$32,869	$8,250

Total Current Liabilities	32,869	8,250

TOTAL LIABILITIES	32,869	8,250

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDER’S EQUITY (DEFICIT)
Preferred Stock, $0.001 par value; 10,000,000 shares authorized; None issued and outstanding	—	—
Common Stock - $0.001 par value; 100,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional Paid-In Capital	8,750	—
Accumulated Deficit	(51,619)	(18,250)

Total Stockholder’s Equity (Deficit)	(32,869)	(8,250)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$—	$—

The accompanying notes are an integral part of these financial statements.

REDHAWK ENERGY CORPORATION

(a development stage company)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,
	2009	2008
REVENUE	$—	$—
COST OF SERVICES	—	—

GROSS PROFIT (LOSS)	—	—
GENERAL AND ADMINISTRATIVE EXPENSES	17,869	500

NET LOSS	$(17,869)	$(500)

Loss per share	$(0.00)	$(0.00)
Weighted average number of common shares	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

REDHAWK ENERGY CORPORATION

(a development stage company)

STATEMENTS OF OPERATIONS

(unaudited)

	Nine Months Ended September 30,		From Inception (December 9, 2005) to September 30, 2009
	2009	2008
REVENUE	$—	$—	$—
COST OF SERVICES	—	—	—

GROSS PROFIT (LOSS)	—	—	—
GENERAL AND ADMINISTRATIVE EXPENSES	33,369	1,000	51,619

NET LOSS	$(33,369)	$(1,000)	$(51,619)

Loss per share	$(0.00)	$(0.00)
Weighted average number of common shares	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

REDHAWK ENERGY CORPORATION

(a development stage company)

STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(unaudited)

From inception (December 9, 2005) through September 30, 2009

	Shares	Common Stock	Additional Paid-in Capital	Accum. Deficit	Total Equity
Stock issued on acceptance of incorporation expenses December 9, 2005	100,000	$100	$—	$—	$100
Net Loss	—	—	—	(400)	(400)

Total, December 31, 2005	100,000	100	—	(400)	(300)

Stock issued as compensation during September 2006	9,900,000	9,900	—	—	9,900
Net Loss	—	—	—	(11,350)	(11,350)

Total, December 31, 2006	10,000,000	10,000	—	(11,750)	(1,750)

Net Loss	—	—	—	(3,250)	(3,250)

Total, December 31, 2007	10,000,000	10,000	—	(15,000)	(5,000)

Net Loss	—	—	—	(3,250)	(3,250)

Total, December 31, 2008	10,000,000	10,000	—	(18,250)	(8,250)

Net Loss	—	—	—	(33,369)	(33,369)
Accrued liabilities contributed as capital	—	—	8,750	—	8,750

Total, September 30, 2009	10,000,000	$10,000	$8,750	$(51,619)	$(32,869)

The accompanying notes are an integral part of these financial statements.

REDHAWK ENERGY CORPORATION

(a development stage company)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,		From Inception (December 9, 2005) to September 30, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(33,369)	$(1,000)	$(51,619)

Adjustments to reconcile net loss to net cash used during operating activities:
Stock issued as compensation	—	—	10,000
Increase in accrued expenses	33,369	1,000	32,869

Net cash provided by (used in) operating activities	—	—	—

CASH FLOWS FROM INVESTING ACTIVITIES

None	—	—	—

Net cash flows provided by (used in) investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

None	—	—	—

Net cash flows provided by (used in) financing activities	—	—	—

Net increase (decrease) in cash	—	—	—

CASH BALANCE - BEGINNING OF PERIOD	—	—	—

CASH BALANCE - END OF PERIOD	$—	$—	$—

NON CASH INVESTING ACTIVITY:
Accrued liabilities contributed as capital	$8,750	$—	$8,750

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

Interim Financial Statements

The financial statements included in this report are unaudited; however, amounts presented in the balance sheet as of December 31, 2008 are derived from our audited financial statements at that date. The unaudited financial statements as of September 30, 2009 have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information on a basis consistent with the annual audited financial statements and with the instructions to Form 10-Q.

The financial statements presented herein reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements. All of these adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results expected for a full year. The statements should be read in conjunction with the audited financial statements and the notes which are included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Income Taxes

We utilize the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, we have set up an allowance for deferred taxes as there is no history to indicate the usage of deferred tax assets and liabilities.

REDHAWK ENERGY CORPORATION

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Recently Adopted Accounting Principles

In May 2009, the Financial Accountings Standard Board (“FASB”) issued new requirements for reporting subsequent events. These requirements set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Disclosure of the date through which an entity has evaluated subsequent events and the basis for that date is also required. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company started adhering to these requirements in the second quarter of 2009.

In June 2009, the FASB issued Statement of Financial Accounting Standard No. 168 (“SFAS 168”), “Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles.” The FASB Accounting Standards Codification™ (“Codification”) has become the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All existing accounting standard documents are superseded by the Codification and any accounting literature not included in the Codification will not be authoritative. However, rules and interpretive releases of the Securities Exchange Commission (“SEC”) issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual reporting periods ending after September 15, 2009. Therefore, beginning with our quarter ending September 30, 2009, all references made by it to GAAP in its consolidated financial statements now use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, it does not have an impact on our financial position, results of operations and cash flows.

2. Related Party Transactions and Going Concern

Our financial statements have been presented on the basis that we are a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We are currently negotiating with several companies about a possible business combination but there can be no assurance these negotiations will be successful.

Our sole shareholder funds our activities while we takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful. During the three month period ended September 30, 2009, our sole shareholder paid approximately $2,900 of our operating expenses. The amount paid by our shareholder is included in accrued liabilities.

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

REDHAWK ENERGY CORPORATION

(a development stage company)

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

8. Required Cash Flow Disclosure for Interest and Taxes Paid

We have paid no amounts for federal income taxes and interest. We issued 100,000 shares of common stock in December 2005 to a former shareholder in acceptance of the incorporation expenses for the Company.

9. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the FASB. Diluted EPS reflects the potential dilution of securities that could share in the earnings. At September 30, 2009, there are no common stock equivalents outstanding that have the potential to be dilutive.

10. Income Taxes

The Company’s effective tax rate differs from the federal statutory tax rate of approximately 34% due to the availability of net operating losses that have been fully reserved for at September 30, 2009.

11. Subsequent Events

Management has evaluated subsequent events as of October 23, 2009, the date the financial statements were issued, and has determined there are no subsequent events to be reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Plan of Operation

We are continuing our efforts to locate a candidate for the purpose of a merger. It is possible that we will be successful in locating such a candidate and closing such merger. However, if we cannot effect a non-cash acquisition, we may have to raise funds from a private offering of our securities under an exemption from federal and state securities laws. There is no assurance we would obtain any such equity funding.

Results of Operation

We did not have any operating income from inception through September 30, 2009. For the three and nine months ended September 30, 2009, we recognized a net loss of $17,869 and $33,369, respectively, and for the period from inception through September 30, 2009, we recognized a net loss of $51,619. Certain general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At September 30, 2009, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from our sole shareholder to fund administrative expenses pending acquisition of an operating company.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of GAAP. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Currently we are not party to any pending litigation pending nor are we aware of any threatened by or against us.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RedHawk Energy Corporation

Date: October 23, 2009	By:	/S/ G. DARCY KLUG
G. Darcy Klug
Chief Executive Officer